Form 10-Q
period 2025-12-31
Rithm Acquisition Corp.
filed 2026-02-06
CIK 2047497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

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

As of February 6, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RITHM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of December 31, 2025 (Unaudited) and September 30, 2025	1
Condensed Statements of Operations for the three months ended December 31, 2025 and for the period from November 21, 2024 (Inception) through December 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended December 31, 2025 and for the period from November 21, 2024 (Inception) through December 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended December 31, 2025 and the period from November 21, 2024 (Inception) through December 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RITHM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
	(Unaudited)
ASSETS
Current assets
Cash	$401,091	$551,200
Due from related party	36,010	36,010
Prepaid expenses	8,075	29,437
Short-term prepaid insurance	187,500	187,500
Total current assets	632,676	804,147

Long-term prepaid insurance	30,134	77,009
Cash held in Trust Account	238,434,852	235,989,097
Total Assets	$239,097,662	$236,870,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$101,912	$51,261
Total current liabilities	101,912	51,261
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,151,912	8,101,261

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.37 and $10.26 per share as of December 31, 2025 and September 30, 2025, respectively	238,434,852	235,989,097

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and September 30, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2025 and September 30, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,489,743)	(7,220,746)
Total Shareholders’ Deficit	(7,489,102)	(7,220,105)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$239,097,662	$236,870,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period
		From November 21,
	For the Three	2024 (Inception)
	Months Ended	Through
	December 31,	December 31,
	2025	2024
General and administrative costs	$271,510	$46,232
Loss from operations	(271,510)	(46,232)

Other income:
Interest earned on cash in bank	2,513	—
Interest earned on cash held in Trust Account	2,445,755	—
Total other income	2,448,268	—

Net income (loss)	$2,176,758	$(46,232)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.07	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)	The Company has considered the effect of the 750,000 Class B ordinary shares subject to forfeiture that were excluded from the weighted average number of shares calculation as they were contingent upon the exercise of over-allotment option by the underwriters. At the closing of the Company’s initial public offering on February 28, 2025, the underwriters exercised their over-allotment option in full, thus, the contingency was satisfied.

RITHM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2025	660,000	$66	5,750,000	$575	$—	$(7,220,746)	$(7,220,105)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	―	(2,445,755)	(2,445,755)

Net income	—	—	—	—	—	2,176,758	2,176,758

Balance – December 31, 2025	660,000	$66	5,750,000	$575	$—	$(7,489,743)	$(7,489,102)

FOR THE PERIOD FROM NOVEMBER 21, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 21, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(46,232)	(46,232)

Balance – December 31, 2024	—	$—	5,750,000	$575	$24,425	$(46,232)	$(21,232)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

		For the Period
		from November 21,
	For the Three	2024 (Inception)
	Months Ended	Through
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,176,758	$(46,232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid through issuance of Class B ordinary shares	—	10,012
General and administrative costs paid through promissory note - related party	—	10,420
Interest earned on cash held in Trust Account	(2,445,755)	—
Changes in operating assets and liabilities:
Prepaid expenses	21,362	—
Long-term prepaid insurance	46,875	—
Accrued expenses	50,651	25,800
Net cash used in operating activities	(150,109)	—

Net Change in Cash	(150,109)	—
Cash – Beginning of period	551,200	—
Cash – End of period	$401,091	$—

Non-Cash investing and financing activities:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$14,988
Deferred offering costs paid through promissory note – related party	$—	$214,892

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from November 21, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “initial public offering”), which is described below, and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the initial public offering. The Company has selected September 30 as its fiscal year end.

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

Transaction costs amounted to $13,307,016, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, and $657,016 of other offering costs.

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

DECEMBER 31, 2025

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

The sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the initial public offering (or 27 months from the closing of the initial public offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 24 months from the closing of the initial public offering) (such 24- or 27- month period, the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to pay the Company’s taxes (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.

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

DECEMBER 31, 2025

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $401,091 and working capital of $530,764.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement units. As of December 31, 2025 and September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Financial Presentation - Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Note 2. Summary Of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on December 19, 2025 for the fiscal year ended September 30, 2025. The interim results for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026, or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of other income and expenses during the reporting period.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $401,091 and $551,200, and no cash equivalents as of December 31, 2025 and September 30, 2025, respectively.

Cash Held in Trust Account

As of December 31, 2025 and September 30, 2025, the assets held in the Trust Account, amounting to $238,434,852 and $235,989,097, respectively, were held in demand deposit accounts.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the initial public offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate initial public offering proceeds from the units between Class A ordinary shares and Warrants, using the residual method by allocating initial public offering proceeds first to assigned value of the Warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2025, the Warrants are exercisable to purchase 7,886,667 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

			For the Period from
	For the Three Months Ended		November 21, 2024 (Inception)
	December 31, 2025		Through December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,751,176	$425,582	$—	$(46,232)
Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$—	$(0.01)

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480 - 10 - S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of December 31, 2025 and September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,464,833)
Class A ordinary shares issuance costs	(13,146,278)
Plus:
Accretion of carrying value to redemption value	21,600,208
Class A Ordinary Shares subject to possible redemption, September 30, 2025	235,989,097
Plus:
Accretion of carrying value to redemption value	2,445,755
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$238,434,852

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Note 4. Related Party Transactions

Founder Shares

On November 26, 2024, Rithm Acquisition Corp sponsor LLC paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 19.8% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement units and assuming the initial shareholders did not purchase any Public Shares in the initial public offering) after the initial public offering. On February 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the initial public offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture. The sponsor is holding 5,675,000 Founder Shares, after giving effect to the Founder Share transfers described below.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

In January and February 2025, the sponsor transferred a total of 75,000 Founder Shares to the three independent director nominees (25,000 shares each) for an aggregate consideration of $0.004 per share, or an aggregate total amount of $326. The Founder Shares will be returned to the sponsor if the holder of such Founder Shares is no longer serving as a director on the Company’s board of directors prior to the initial Business Combination. The transfer of the Founder Shares to the three independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the Founder Shares granted to the Company’s independent directors was $123,600 or $2.47 per share for the 50,000 shares transferred in January 2025, and $61,828 or $2.47 per share for the 25,000 shares transferred in February 2025. The Founder Shares were granted subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized. Subject to limited exceptions, the initial shareholders agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Due from Related Party

Due from related party represents amounts paid by the Company on behalf of an affiliate of the sponsor. As of December 31, 2025 and September 30, 2025, due from related party amounted to $36,010.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement units issued upon conversion of any such loans would be identical to the Private Placement units sold in the private placement concurrently with the initial public offering. As of December 31, 2025 and September 30, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement with the sponsor, commencing on February 26, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support services. For the three months ended December 31, 2025 the Company incurred and paid $60,000 in fees for these services. For the period from November 21, 2024 (inception) through December 31, 2024, the Company did not incur fees under this agreement.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Note 6. Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and September 30, 2025, 660,000 Class A ordinary shares are issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

DECEMBER 31, 2025

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

Warrants — As of December 31, 2025 and September 30, 2025, there were 7,886,667 Warrants outstanding, including 7,666,667 Public Warrants and 220,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. See “— Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00” below.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

Note 7. Fair Value Measurements

The fair value of the Public Warrants at the Initial Public Offering on February 28, 2025 was $2,464,833, or $0.32 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31, 2025	September 30, 2025
Cash	$401,091	$551,200
Cash held in Trust Account	$238,434,852	$235,989,097

		For the Period
		From November 21,
	For the Three	2024 (Inception)
	Months Ended	Through
	December 31, 2025	December 31, 2024
General and administrative costs	$271,510	$46,232
Interest earned on cash held in Trust Account	$2,445,755	$—

The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities.

The CODM reviews interest earned and accrued on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(Unaudited)

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews the general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Overview

We are a blank check company incorporated on November 21, 2024 as a Cayman Island exempted company and formed for the purpose of effectuating an initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the initial public offering and the private placement of the Private Placement Units (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We incurred offering costs of $13,307,016, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, and $657,016 of other offering costs.

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

As of December 31, 2025, we held cash of $401,091, current liabilities of $101,912, and deferred underwriting fees payable of $8,050,000. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure our public shareholders that our plans to complete an initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from November 21, 2024 (inception) through December 31, 2025 were organizational activities and identifying and evaluating a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the three months ended December 31, 2025, we had a net income of $2,176,758, which consisted of interest earned on cash held in Trust Account of $2,445,755 and interest earned on cash in bank of $2,513, offset by general and administrative costs of $271,510.

For the period from November 21, 2024 (inception) through December 31, 2024, we had a net loss of $46,232, which consisted of general and administrative costs.

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

Following closing of the initial public offering, and the sale of the Private Placement units, a total of $230,000,000 was placed in the Trust Account. We incurred $13,307,016 in initial public offering related costs, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees, and $657,016 of other offering costs.

For the three months ended December 31, 2025, cash used in operating activities was $150,109. Net income of $2,176,758 was affected by interest earned on cash held in Trust Account of $2,445,755. Changes in operating assets and liabilities provided $118,888 of cash for operating activities.

For the period from November 21, 2024 (inception) through December 31, 2024, cash used in operating activities was $0. Net loss of $46,232 was affected by general and administrative costs paid through issuance of Class B ordinary shares of $10,012, and general and administrative costs paid through promissory note - related party of $10,420. Changes in operating assets and liabilities provided $25,800 of cash for operating activities.

As of December 31, 2025, we had cash held in Trust Account of $238,434,852 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $401,091. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Financial Presentation - Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Form on Form 10-K filed with the SEC on December 19, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Form on Form 10-K filed with the SEC on December 19, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Use of Proceeds

Of the $236,600,000 in proceeds we received from our initial public offering and the sale of the private placement units, a total of $230,000,000, including $8,050,000, payable to the underwriters for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

RITHM ACQUISITION CORP.

Date: February 6, 2026	By:	/s/ Michael Nierenberg
	Name:	Michael Nierenberg
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2026	By:	/s/ Varun Wadhawan
	Name:	Varun Wadhawan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)