Form 10-Q
period 2026-06-30
Rithm Acquisition Corp.
filed 2026-08-11
CIK 2047497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 10, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

RITHM ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and September 30, 2025	1
Condensed Statements of Operations for the three and nine months ended June 30, 2026, for the three months ended June 30, 2025, and for the period from November 21, 2024 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended June 30, 2026, for the three months ended June 30, 2025, and for the period from November 21, 2024 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended June 30, 2026 and for the period from November 21, 2024 (Inception) through June 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RITHM ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$8,764	$551,200
Due from related party	—	36,010
Prepaid expenses	52,425	29,437
Short-term prepaid insurance	123,884	187,500
Total current assets	185,073	804,147

Long-term prepaid insurance	—	77,009
Cash held in Trust Account	242,892,937	235,989,097
Total Assets	$243,078,010	$236,870,253

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$23,050	$51,261
Due to related party	924	—
Total current liabilities	23,974	51,261
Deferred underwriting fee payable	8,050,000	8,050,000
Total Liabilities	8,073,974	8,101,261

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.56 and $10.26 per share as of June 30, 2026 and September 30, 2025, respectively	242,892,937	235,989,097

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and September 30, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and September 30, 2025	66	66
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2026 and September 30, 2025	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,889,542)	(7,220,746)
Total Shareholders’ Deficit	(7,888,901)	(7,220,105)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$243,078,010	$236,870,253

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from November 21,
	For the Three		For the Nine	2024 (Inception)
	Months Ended		Months Ended	Through
	June 30,		June 30,	June 30,
	2026	2025	2026	2025
General and administrative costs	$198,197	$220,366	$675,009	$398,054
Loss from operations	(198,197)	(220,366)	(675,009)	(398,054)

Other income:
Interest earned on cash in bank	719	3,471	6,213	4,999
Interest earned on cash held in Trust Account	2,238,904	2,559,465	6,903,840	3,369,576
Total other income	2,239,623	2,562,936	6,910,053	3,374,575

Net income	$2,041,426	$2,342,570	$6,235,044	$2,976,521

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,660,000	23,660,000	23,660,000	13,061,176

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.08	$0.21	$0.16

Basic weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,300,905

Basic net income per share, Class B ordinary shares	$0.07	$0.08	$0.21	$0.16

Diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,619,910

Diluted net income per share, Class B ordinary shares	$0.07	$0.08	$0.21	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 30, 2025	660,000	$66	5,750,000	$575	$—	$(7,220,746)	$(7,220,105)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	―	―	―	―	―	(2,445,755)	(2,445,755)

Net income	―	―	―	―	—	2,176,758	2,176,758

Balance – December 31, 2025	660,000	66	5,750,000	575	—	(7,489,743)	(7,489,102)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	―	―	―	―	—	(2,219,181)	(2,219,181)

Net income	―	―	―	―	—	2,016,860	2,016,860

Balance — March 31, 2026	660,000	66	5,750,000	575	—	(7,692,064)	(7,691,423)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	―	―	―	―	—	(2,238,904)	(2,238,904)

Net income	―	―	―	―	—	2,041,426	2,041,426

Balance — June 30, 2026	660,000	$66	5,750,000	$575	$—	$(7,889,542)	$(7,888,901)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM NOVEMBER 21, 2024 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — November 21, 2024 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(46,232)	(46,232)

Balance – December 31, 2024	—	—	5,750,000	575	24,425	(46,232)	(21,232)

Sale of 660,000 Private Placement Units	660,000	66	—	—	6,599,934	—	6,600,000

Fair value of Public Warrants at issuance	—	—	—	—	2,464,833	—	2,464,833

Allocated value of transaction costs to Warrants and Private Placement Units	—	—	—	—	(160,738)	—	(160,738)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	(8,928,454)	(7,492,768)	(16,421,222)

Net income	—	—	—	—	—	680,183	680,183

Balance – March 31, 2025	660,000	66	5,750,000	575	—	(6,858,817)	(6,858,176)

Accretion of Class A ordinary shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,559,465)	(2,559,465)

Net income	—	—	—	—	—	2,342,570	2,342,570

Balance – June 30, 2025	660,000	$66	5,750,000	$575	$—	$(7,075,712)	$(7,075,071)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from November 21,
	For the Nine	2024 (Inception)
	Months Ended	Through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$6,235,044	$2,976,521
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative costs paid by related party	36,934	―
General and administrative costs paid through issuance of Class B ordinary shares	―	10,012
General and administrative costs paid through promissory note - related party	―	70,801
Interest earned on cash held in Trust Account	(6,903,840)	(3,369,576)
Changes in operating assets and liabilities:
Prepaid expenses	(22,988)	5,360
Short-term prepaid insurance	63,616	(187,500)
Long-term prepaid insurance	77,009	(123,884)
Accrued expenses	(28,211)	92,433
Net cash used in operating activities	(542,436)	(525,833)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	6,600,000
Repayment of advances from related party	—	(39,882)
Repayment of promissory note - related party	—	(172,139)
Payment of offering costs	—	(442,608)
Net cash provided by financing activities	—	231,345,371

Net Change in Cash	(542,436)	819,538
Cash – Beginning of period	551,200	—
Cash – End of period	$8,764	$819,538

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$14,988
Deferred offering costs paid through promissory note – related party	$—	$102,920
Deferred offering costs paid through advances from related party	$—	$11,500
Prepaid expenses made by the Sponsor on behalf of the Company	$—	$26,800
General and administrative expenses paid by the Sponsor on behalf of the Company	$—	$1,582
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 21, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “initial public offering”), which is described below, and, subsequent to the initial public offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the initial public offering. The Company has selected September 30 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $8,764 and working capital of $161,099.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement units. As of June 30, 2026 and September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Financial Presentation - Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, if the Company is unable to complete an Initial Business Combination by February 28, 2027, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on December 19, 2025 for the fiscal year ended September 30, 2025. The interim results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026, or for any future periods.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $8,764 and $551,200, and no cash equivalents as of June 30, 2026 and September 30, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and September 30, 2025, the assets held in the Trust Account, amounting to $242,892,937 and $235,989,097, respectively, were held in demand deposit accounts.

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

JUNE 30, 2026

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

The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) the private placement, since the exercise of the warrants are contingent upon the occurrence of future events. As of June 30, 2026, the Warrants are exercisable to purchase 7,886,667 ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary share since the inclusion of such warrants would be anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

							For the Period from
							November 21, 2024 (Inception)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,		Through June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,642,303	$399,123	$1,884,570	$458,000	$5,016,020	$1,219,024	$2,117,236	$859,285
Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,660,000	5,750,000	23,660,000	5,750,000	13,061,176	5,300,905
Basic net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.21	$0.21	$0.16	$0.16

							For the Period from
							November 21, 2024 (Inception)
	For the Three Months Ended June 30,				For the Nine Months Ended June 30,		Through June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,642,303	$399,123	$1,884,570	$458,000	$5,016,020	$1,219,024	$2,081,082	$895,439
Denominator:
Weighted-average shares outstanding	23,660,000	5,750,000	23,660,000	5,750,000	23,660,000	5,750,000	13,061,176	5,619,910
Diluted net income per ordinary share	$0.07	$0.07	$0.08	$0.08	$0.21	$0.21	$0.16	$0.16

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(2,464,833)
Class A ordinary shares issuance costs	(13,146,278)
Plus:
Accretion of carrying value to redemption value	21,600,208
Class A Ordinary Shares subject to possible redemption, September 30, 2025	235,989,097
Plus:
Accretion of carrying value to redemption value	6,903,840
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$242,892,937

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In January and February 2025, the sponsor transferred a total of 75,000 Founder Shares to the three independent director nominees (25,000 shares each) for an aggregate consideration of $0.004 per share, or an aggregate total amount of $326. The Founder Shares will be returned to the sponsor if the holder of such Founder Shares is no longer serving as a director on the Company’s board of directors prior to the initial Business Combination. The transfer of the Founder Shares to the three independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the Founder Shares granted to the Company’s independent directors was $123,600 or $2.47 per share for the 50,000 shares transferred in January 2025, and $61,828 or $2.47 per share for the 25,000 shares transferred in February 2025. The Founder Shares were granted subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized. Subject to limited exceptions, the initial shareholders agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Due from Related Party

Due from related party represents amounts paid by the Company on behalf of an affiliate of the sponsor. As of June 30, 2026 and September 30, 2025, due from related party amounted to $0 and $36,010, respectively.

Due to Related Party

Due to related party represents amounts paid by an affiliate of the sponsor on behalf of the Company. As of June 30, 2026 and September 30, 2025, due to related party amounted to $924 and $0, respectively.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per unit. The Private Placement units issued upon conversion of any such loans would be identical to the Private Placement units sold in the private placement concurrently with the initial public offering. As of June 30, 2026 and September 30, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement with the sponsor, commencing on February 26, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the sponsor an aggregate of $20,000 per month for office space, secretarial and administrative support services. For the three and nine months ended June 30, 2026, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. For the three months ended June 30, 2025 and for the period from November 21, 2024 (inception) through June 30, 2025, the Company incurred $60,000 and $80,000 in fees for these services, respectively, and paid the Sponsor a total of $80,000 for these services through June 30, 2025.

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

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 6. Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and September 30, 2025, 660,000 Class A ordinary shares are issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and September 30, 2025, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2026

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

Warrants — As of June 30, 2026 and September 30, 2025, there were 7,886,667 Warrants outstanding, including 7,666,667 Public Warrants and 220,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

	June 30, 2026	September 30, 2025
Cash	$8,764	$551,200
Cash held in Trust Account	$242,892,937	$235,989,097

	For the Three Months Ended
	June 30, 2026	June 30, 2025
General and administrative costs	$198,197	$220,366
Interest earned on cash in bank	$719	$3,471
Interest earned on cash held in Trust Account	$2,238,904	$2,559,465

		For the Period
		From November 21,
	For the Nine	2024 (Inception)
	Months Ended	Through
	June 30, 2026	June 30, 2025
General and administrative costs	$675,009	$398,054
Interest earned on cash in bank	$6,213	$4,999
Interest earned on cash held in Trust Account	$6,903,840	$3,369,576

RITHM ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, we held cash of $8,764, current liabilities of $23,974, and deferred underwriting fees payable of $8,050,000. Further, we expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure our public shareholders that our plans to complete an initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from November 21, 2024 (inception) through June 30, 2026 were organizational activities and identifying and evaluating a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination.

We will generate non-operating income in the form of interest and dividend income on cash and investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the three months ended June 30, 2026, we had a net income of $2,041,426, which consisted of interest earned on cash held in Trust Account of $2,238,904 and interest earned on cash in bank of $719, offset by general and administrative costs of $198,197.

For the three months ended June 30, 2025, we had a net income of $2,342,570, which consisted of interest income on cash held in Trust Account of $2,559,465 and interest earned on cash in bank of $3,471, offset by general and administrative costs of $220,366.

For the nine months ended June 30, 2026, we had a net income of $6,235,044, which consisted of interest earned on cash held in Trust Account of $6,903,840 and interest earned on cash in bank of $6,213, offset by general and administrative costs of $675,009.

For the period from November 21, 2024 (inception) through June 30, 2025, we had a net income of $2,976,521, which consisted of interest income on cash held in Trust Account of $3,369,576 and interest earned on cash in bank of $4,999, offset by general and administrative costs of $398,054.

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

For the nine months ended June 30, 2026, cash used in operating activities was $542,436. Net income of $6,235,044 was increased by $36,934 of general and administrative costs paid by a related party on behalf of the Company and was reduced by interest earned on cash held in Trust Account of $6,903,840. Changes in operating assets and liabilities provided $89,426 of cash for operating activities.

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

As of June 30, 2026, we had cash held in Trust Account of $242,892,937 to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $8,764. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

RITHM ACQUISITION CORP.

Date: August 11, 2026	By:	/s/ Michael Nierenberg
	Name:	Michael Nierenberg
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Varun Wadhawan
	Name:	Varun Wadhawan
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)